Form 10-K
period 2023-12-31
DBJPM 2020-C9 Mortgage Trust
filed 2024-03-18
CIK 1818254

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the BX Industrial Portfolio Mortgage Loan, the Amazon Industrial Portfolio Mortgage Loan, the Coleman Highline Mortgage Loan, the Southcenter Mall Mortgage Loan, the 420 Taylor Street Mortgage Loan, the 333 South Wabash Mortgage Loan, the Kings Plaza Mortgage Loan, the 280 North Bernardo Mortgage Loan, the 3000 Post Oak Mortgage Loan and the Brass Professional Center Mortgage Loan, the primary servicer and special servicer of the Agellan Portfolio Mortgage Loan, the Chase Center Tower I Mortgage Loan, the Chase Center Tower II Mortgage Loan and the 675 Creekside Way Mortgage Loan and the special servicer of The Liz Mortgage Loan prior to May 2, 2023, the Southcenter Mall Mortgage Loan prior to May 10, 2023 and the Kings Plaza Mortgage Loan prior to April 27, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

K-Star Asset Management LLC is the special servicer of The Liz Mortgage Loan, the Southcenter Mall Mortgage Loan and the Kings Plaza Mortgage Loan, which constituted approximately 5.2%, 4.6% and 3.2%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of The Liz Mortgage Loan from May 2, 2023 to December 31, 2023, the Southcenter Mall Mortgage Loan from May 10, 2023 to December 31, 2023 and the Kings Plaza Mortgage Loan from April 27, 2023 to December 31, 2023. As a result, K-Star Asset Management LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

With respect to the pari passu loan combinations that include The Liz Mortgage Loan, the Southcenter Mall Mortgage Loan and the Kings Plaza Mortgage Loan, the servicer compliance statements of K-Star Asset Management LLC as special servicer of The Liz Mortgage Loan on and after May 2, 2023, the Southcenter Mall Mortgage Loan on and after May 10, 2023 and the Kings Plaza Mortgage Loan on and after April 27, 2023 listed on the Exhibit Index is omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southcenter Mall Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.16       K-Star Asset Management LLC, as Special Servicer of the Southcenter Mall Mortgage Loan on and after May 10, 2023

33.17       Wells Fargo Bank, National Association, as Trustee of the Southcenter Mall Mortgage Loan (Omitted. See Explanatory Notes.)

33.18       Wells Fargo Bank, National Association, as Custodian of the Southcenter Mall Mortgage Loan (see Exhibit 33.4)

33.19       Pentalpha Surveillance LLC, as Operating Advisor of the Southcenter Mall Mortgage Loan (see Exhibit 33.12)

33.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 33.1)

33.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023 (see Exhibit 33.1)

33.23       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023 (see Exhibit 33.16)

33.24       Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 33.4)

33.26       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan (see Exhibit 33.12)

33.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.28       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 33.8)

33.29       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 33.9)

33.30       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

33.31       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

33.32       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

33.33       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan

33.34       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.8)

33.35       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.36       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.4)

33.37       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan (see Exhibit 33.5)

33.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan

33.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chase Center Tower I Mortgage Loan (see Exhibit 33.1)

33.41       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chase Center Tower I Mortgage Loan (see Exhibit 33.1)

33.42       Wells Fargo Bank, National Association, as Trustee of the Chase Center Tower I Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Wells Fargo Bank, National Association, as Custodian of the Chase Center Tower I Mortgage Loan (see Exhibit 33.4)

33.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chase Center Tower II Mortgage Loan (see Exhibit 33.1)

33.46       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chase Center Tower II Mortgage Loan (see Exhibit 33.1)

33.47       Wells Fargo Bank, National Association, as Trustee of the Chase Center Tower II Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Chase Center Tower II Mortgage Loan (see Exhibit 33.4)

33.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the BX Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.51       Situs Holdings, LLC, as Special Servicer of the BX Industrial Portfolio Mortgage Loan (see Exhibit 33.9)

33.52       Wells Fargo Bank, National Association, as Trustee of the BX Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Wells Fargo Bank, National Association, as Custodian of the BX Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 675 Creekside Way Mortgage Loan (see Exhibit 33.1)

33.56       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 675 Creekside Way Mortgage Loan (see Exhibit 33.1)

33.57       Wells Fargo Bank, National Association, as Trustee of the 675 Creekside Way Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Custodian of the 675 Creekside Way Mortgage Loan (see Exhibit 33.4)

33.59       Pentalpha Surveillance LLC, as Operating Advisor of the 675 Creekside Way Mortgage Loan (see Exhibit 33.12)

33.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Agellan Portfolio Mortgage Loan (see Exhibit 33.1)

33.62       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Agellan Portfolio Mortgage Loan (see Exhibit 33.1)

33.63       Wells Fargo Bank, National Association, as Trustee of the Agellan Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the Agellan Portfolio Mortgage Loan (see Exhibit 33.4)

33.65       Park Bridge Lender Services LLC, as Operating Advisor of the Agellan Portfolio Mortgage Loan (see Exhibit 33.5)

33.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.67       Wells Fargo Bank, National Association, as Primary Servicer of The Liz Mortgage Loan (see Exhibit 33.33)

33.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Liz Mortgage Loan prior to May 2, 2023 (see Exhibit 33.1)

33.69       K-Star Asset Management LLC, as Special Servicer of The Liz Mortgage Loan on and after May 2, 2023 (see Exhibit 33.16)

33.70       Wilmington Trust, National Association, as Trustee of The Liz Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Custodian of The Liz Mortgage Loan (see Exhibit 33.4)

33.72       Park Bridge Lender Services LLC, as Operating Advisor of The Liz Mortgage Loan (see Exhibit 33.5)

33.73       CoreLogic Solutions, LLC, as Servicing Function Participant of The Liz Mortgage Loan (see Exhibit 33.38)

33.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 420 Taylor Street Mortgage Loan (see Exhibit 33.1)

33.76       LNR Partners, LLC, as Special Servicer of the 420 Taylor Street Mortgage Loan

33.77       Wells Fargo Bank, National Association, as Trustee of the 420 Taylor Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wells Fargo Bank, National Association, as Custodian of the 420 Taylor Street Mortgage Loan (see Exhibit 33.4)

33.79       Park Bridge Lender Services LLC, as Operating Advisor of the 420 Taylor Street Mortgage Loan (see Exhibit 33.5)

33.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.81       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 280 North Bernardo Mortgage Loan (see Exhibit 33.1)

33.82       LNR Partners, LLC, as Special Servicer of the 280 North Bernardo Mortgage Loan (see Exhibit 33.76)

33.83       Wells Fargo Bank, National Association, as Trustee of the 280 North Bernardo Mortgage Loan (Omitted. See Explanatory Notes.)

33.84       Wells Fargo Bank, National Association, as Custodian of the 280 North Bernardo Mortgage Loan (see Exhibit 33.4)

33.85       Park Bridge Lender Services LLC, as Operating Advisor of the 280 North Bernardo Mortgage Loan (see Exhibit 33.5)

33.86       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.87       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3000 Post Oak Mortgage Loan (see Exhibit 33.1)

33.88       LNR Partners, LLC, as Special Servicer of the 3000 Post Oak Mortgage Loan (see Exhibit 33.76)

33.89       Wells Fargo Bank, National Association, as Trustee of the 3000 Post Oak Mortgage Loan (Omitted. See Explanatory Notes.)

33.90       Wells Fargo Bank, National Association, as Custodian of the 3000 Post Oak Mortgage Loan (see Exhibit 33.4)

33.91       Park Bridge Lender Services LLC, as Operating Advisor of the 3000 Post Oak Mortgage Loan (see Exhibit 33.5)

33.92       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.93       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Brass Professional Center Mortgage Loan (see Exhibit 33.1)

33.94       LNR Partners, LLC, as Special Servicer of the Brass Professional Center Mortgage Loan (see Exhibit 33.76)

33.95       Wells Fargo Bank, National Association, as Trustee of the Brass Professional Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.96       Wells Fargo Bank, National Association, as Custodian of the Brass Professional Center Mortgage Loan (see Exhibit 33.4)

33.97       Park Bridge Lender Services LLC, as Operating Advisor of the Brass Professional Center Mortgage Loan (see Exhibit 33.5)

33.98       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.99       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 33.1)

33.100     Rialto Capital Advisors, LLC, as Special Servicer of the Amazon Industrial Portfolio Mortgage Loan

33.101     Wilmington Trust, National Association, as Trustee of the Amazon Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.102     Citibank, N.A., as Custodian of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 33.31)

33.103     Pentalpha Surveillance LLC, as Operating Advisor of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 33.12)

33.104     U.S. Bank National Association, as Servicing Function Participant of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 33.32)

33.105     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Coleman Highline Mortgage Loan (see Exhibit 33.1)

33.106     Rialto Capital Advisors, LLC, as Special Servicer of the Coleman Highline Mortgage Loan (see Exhibit 33.100)

33.107     Wilmington Trust, National Association, as Trustee of the Coleman Highline Mortgage Loan (Omitted. See Explanatory Notes.)

33.108     Citibank, N.A., as Custodian of the Coleman Highline Mortgage Loan (see Exhibit 33.31)

33.109     Pentalpha Surveillance LLC, as Operating Advisor of the Coleman Highline Mortgage Loan (see Exhibit 33.12)

33.110     U.S. Bank National Association, as Servicing Function Participant of the Coleman Highline Mortgage Loan (see Exhibit 33.32)

33.111     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 333 South Wabash Mortgage Loan (see Exhibit 33.1)

33.112     Rialto Capital Advisors, LLC, as Special Servicer of the 333 South Wabash Mortgage Loan (see Exhibit 33.100)

33.113     Wilmington Trust, National Association, as Trustee of the 333 South Wabash Mortgage Loan (Omitted. See Explanatory Notes.)

33.114     Citibank, N.A., as Custodian of the 333 South Wabash Mortgage Loan (see Exhibit 33.31)

33.115     Pentalpha Surveillance LLC, as Operating Advisor of the 333 South Wabash Mortgage Loan (see Exhibit 33.12)

33.116     U.S. Bank National Association, as Servicing Function Participant of the 333 South Wabash Mortgage Loan (see Exhibit 33.32)

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

34.15       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southcenter Mall Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.16       K-Star Asset Management LLC, as Special Servicer of the Southcenter Mall Mortgage Loan on and after May 10, 2023

34.17       Wells Fargo Bank, National Association, as Trustee of the Southcenter Mall Mortgage Loan (Omitted. See Explanatory Notes.)

34.18       Wells Fargo Bank, National Association, as Custodian of the Southcenter Mall Mortgage Loan (see Exhibit 34.4)

34.19       Pentalpha Surveillance LLC, as Operating Advisor of the Southcenter Mall Mortgage Loan (see Exhibit 34.12)

34.20       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 34.1)

34.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023 (see Exhibit 34.1)

34.23       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023 (see Exhibit 34.16)

34.24       Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 34.4)

34.26       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan (see Exhibit 34.12)

34.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.28       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 34.8)

34.29       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 34.9)

34.30       Wilmington Trust, National Association, as Trustee of the MGM Grand & Mandalay Bay Mortgage Loan (Omitted. See Explanatory Notes.)

34.31       Citibank, N.A., as Custodian of the MGM Grand & Mandalay Bay Mortgage Loan

34.32       U.S. Bank National Association, as Servicing Function Participant of the MGM Grand & Mandalay Bay Mortgage Loan

34.33       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan

34.34       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.8)

34.35       Wilmington Trust, National Association, as Trustee of the 711 Fifth Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.36       Wells Fargo Bank, National Association, as Custodian of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.4)

34.37       Park Bridge Lender Services LLC, as Operating Advisor of the 711 Fifth Avenue Mortgage Loan (see Exhibit 34.5)

34.38       CoreLogic Solutions, LLC, as Servicing Function Participant of the 711 Fifth Avenue Mortgage Loan

34.39       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chase Center Tower I Mortgage Loan (see Exhibit 34.1)

34.41       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chase Center Tower I Mortgage Loan (see Exhibit 34.1)

34.42       Wells Fargo Bank, National Association, as Trustee of the Chase Center Tower I Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Wells Fargo Bank, National Association, as Custodian of the Chase Center Tower I Mortgage Loan (see Exhibit 34.4)

34.44       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Chase Center Tower II Mortgage Loan (see Exhibit 34.1)

34.46       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chase Center Tower II Mortgage Loan (see Exhibit 34.1)

34.47       Wells Fargo Bank, National Association, as Trustee of the Chase Center Tower II Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Chase Center Tower II Mortgage Loan (see Exhibit 34.4)

34.49       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the BX Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.51       Situs Holdings, LLC, as Special Servicer of the BX Industrial Portfolio Mortgage Loan (see Exhibit 34.9)

34.52       Wells Fargo Bank, National Association, as Trustee of the BX Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Wells Fargo Bank, National Association, as Custodian of the BX Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.54       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 675 Creekside Way Mortgage Loan (see Exhibit 34.1)

34.56       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the 675 Creekside Way Mortgage Loan (see Exhibit 34.1)

34.57       Wells Fargo Bank, National Association, as Trustee of the 675 Creekside Way Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Custodian of the 675 Creekside Way Mortgage Loan (see Exhibit 34.4)

34.59       Pentalpha Surveillance LLC, as Operating Advisor of the 675 Creekside Way Mortgage Loan (see Exhibit 34.12)

34.60       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Agellan Portfolio Mortgage Loan (see Exhibit 34.1)

34.62       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Agellan Portfolio Mortgage Loan (see Exhibit 34.1)

34.63       Wells Fargo Bank, National Association, as Trustee of the Agellan Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the Agellan Portfolio Mortgage Loan (see Exhibit 34.4)

34.65       Park Bridge Lender Services LLC, as Operating Advisor of the Agellan Portfolio Mortgage Loan (see Exhibit 34.5)

34.66       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.67       Wells Fargo Bank, National Association, as Primary Servicer of The Liz Mortgage Loan (see Exhibit 34.33)

34.68       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Liz Mortgage Loan prior to May 2, 2023 (see Exhibit 34.1)

34.69       K-Star Asset Management LLC, as Special Servicer of The Liz Mortgage Loan on and after May 2, 2023 (see Exhibit 34.16)

34.70       Wilmington Trust, National Association, as Trustee of The Liz Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Custodian of The Liz Mortgage Loan (see Exhibit 34.4)

34.72       Park Bridge Lender Services LLC, as Operating Advisor of The Liz Mortgage Loan (see Exhibit 34.5)

34.73       CoreLogic Solutions, LLC, as Servicing Function Participant of The Liz Mortgage Loan (see Exhibit 34.38)

34.74       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.75       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 420 Taylor Street Mortgage Loan (see Exhibit 34.1)

34.76       LNR Partners, LLC, as Special Servicer of the 420 Taylor Street Mortgage Loan

34.77       Wells Fargo Bank, National Association, as Trustee of the 420 Taylor Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wells Fargo Bank, National Association, as Custodian of the 420 Taylor Street Mortgage Loan (see Exhibit 34.4)

34.79       Park Bridge Lender Services LLC, as Operating Advisor of the 420 Taylor Street Mortgage Loan (see Exhibit 34.5)

34.80       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.81       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 280 North Bernardo Mortgage Loan (see Exhibit 34.1)

34.82       LNR Partners, LLC, as Special Servicer of the 280 North Bernardo Mortgage Loan (see Exhibit 34.76)

34.83       Wells Fargo Bank, National Association, as Trustee of the 280 North Bernardo Mortgage Loan (Omitted. See Explanatory Notes.)

34.84       Wells Fargo Bank, National Association, as Custodian of the 280 North Bernardo Mortgage Loan (see Exhibit 34.4)

34.85       Park Bridge Lender Services LLC, as Operating Advisor of the 280 North Bernardo Mortgage Loan (see Exhibit 34.5)

34.86       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.87       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3000 Post Oak Mortgage Loan (see Exhibit 34.1)

34.88       LNR Partners, LLC, as Special Servicer of the 3000 Post Oak Mortgage Loan (see Exhibit 34.76)

34.89       Wells Fargo Bank, National Association, as Trustee of the 3000 Post Oak Mortgage Loan (Omitted. See Explanatory Notes.)

34.90       Wells Fargo Bank, National Association, as Custodian of the 3000 Post Oak Mortgage Loan (see Exhibit 34.4)

34.91       Park Bridge Lender Services LLC, as Operating Advisor of the 3000 Post Oak Mortgage Loan (see Exhibit 34.5)

34.92       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.93       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Brass Professional Center Mortgage Loan (see Exhibit 34.1)

34.94       LNR Partners, LLC, as Special Servicer of the Brass Professional Center Mortgage Loan (see Exhibit 34.76)

34.95       Wells Fargo Bank, National Association, as Trustee of the Brass Professional Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.96       Wells Fargo Bank, National Association, as Custodian of the Brass Professional Center Mortgage Loan (see Exhibit 34.4)

34.97       Park Bridge Lender Services LLC, as Operating Advisor of the Brass Professional Center Mortgage Loan (see Exhibit 34.5)

34.98       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.99       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 34.1)

34.100     Rialto Capital Advisors, LLC, as Special Servicer of the Amazon Industrial Portfolio Mortgage Loan

34.101     Wilmington Trust, National Association, as Trustee of the Amazon Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.102     Citibank, N.A., as Custodian of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 34.31)

34.103     Pentalpha Surveillance LLC, as Operating Advisor of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 34.12)

34.104     U.S. Bank National Association, as Servicing Function Participant of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 34.32)

34.105     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Coleman Highline Mortgage Loan (see Exhibit 34.1)

34.106     Rialto Capital Advisors, LLC, as Special Servicer of the Coleman Highline Mortgage Loan (see Exhibit 34.100)

34.107     Wilmington Trust, National Association, as Trustee of the Coleman Highline Mortgage Loan (Omitted. See Explanatory Notes.)

34.108     Citibank, N.A., as Custodian of the Coleman Highline Mortgage Loan (see Exhibit 34.31)

34.109     Pentalpha Surveillance LLC, as Operating Advisor of the Coleman Highline Mortgage Loan (see Exhibit 34.12)

34.110     U.S. Bank National Association, as Servicing Function Participant of the Coleman Highline Mortgage Loan (see Exhibit 34.32)

34.111     Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 333 South Wabash Mortgage Loan (see Exhibit 34.1)

34.112     Rialto Capital Advisors, LLC, as Special Servicer of the 333 South Wabash Mortgage Loan (see Exhibit 34.100)

34.113     Wilmington Trust, National Association, as Trustee of the 333 South Wabash Mortgage Loan (Omitted. See Explanatory Notes.)

34.114     Citibank, N.A., as Custodian of the 333 South Wabash Mortgage Loan (see Exhibit 34.31)

34.115     Pentalpha Surveillance LLC, as Operating Advisor of the 333 South Wabash Mortgage Loan (see Exhibit 34.12)

34.116     U.S. Bank National Association, as Servicing Function Participant of the 333 South Wabash Mortgage Loan (see Exhibit 34.32)

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

35.4         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.5         KeyBank National Association, as Primary Servicer of the 1633 Broadway Mortgage Loan

35.6         Situs Holdings, LLC, as Special Servicer of the 1633 Broadway Mortgage Loan

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Southcenter Mall Mortgage Loan (see Exhibit 35.1)

35.8         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Southcenter Mall Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.9         K-Star Asset Management LLC, as Special Servicer of the Southcenter Mall Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (see Exhibit 35.1)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023 (see Exhibit 35.1)

35.12       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

35.13       KeyBank National Association, as Primary Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 35.5)

35.14       Situs Holdings, LLC, as Special Servicer of the MGM Grand & Mandalay Bay Mortgage Loan (see Exhibit 35.6)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the 711 Fifth Avenue Mortgage Loan

35.16       KeyBank National Association, as Special Servicer of the 711 Fifth Avenue Mortgage Loan (see Exhibit 35.5)

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

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Chase Center Tower II Mortgage Loan (see Exhibit 35.1)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the BX Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.22       Situs Holdings, LLC, as Special Servicer of the BX Industrial Portfolio Mortgage Loan (see Exhibit 35.6)

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

35.27       Wells Fargo Bank, National Association, as Primary Servicer of The Liz Mortgage Loan (see Exhibit 35.15)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of The Liz Mortgage Loan prior to May 2, 2023 (see Exhibit 35.1)

35.29       K-Star Asset Management LLC, as Special Servicer of The Liz Mortgage Loan on and after May 2, 2023 (Omitted. See Explanatory Notes.)

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 420 Taylor Street Mortgage Loan (see Exhibit 35.1)

35.31       LNR Partners, LLC, as Special Servicer of the 420 Taylor Street Mortgage Loan

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 280 North Bernardo Mortgage Loan (see Exhibit 35.1)

35.33       LNR Partners, LLC, as Special Servicer of the 280 North Bernardo Mortgage Loan (see Exhibit 35.31)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 3000 Post Oak Mortgage Loan (see Exhibit 35.1)

35.35       LNR Partners, LLC, as Special Servicer of the 3000 Post Oak Mortgage Loan (see Exhibit 35.31)

35.36       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Brass Professional Center Mortgage Loan (see Exhibit 35.1)

35.37       LNR Partners, LLC, as Special Servicer of the Brass Professional Center Mortgage Loan (see Exhibit 35.31)

35.38       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Amazon Industrial Portfolio Mortgage Loan (see Exhibit 35.1)

35.39       Rialto Capital Advisors, LLC, as Special Servicer of the Amazon Industrial Portfolio Mortgage Loan

35.40       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Coleman Highline Mortgage Loan (see Exhibit 35.1)

35.41       Rialto Capital Advisors, LLC, as Special Servicer of the Coleman Highline Mortgage Loan (see Exhibit 35.39)

35.42       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 333 South Wabash Mortgage Loan (see Exhibit 35.1)

35.43       Rialto Capital Advisors, LLC, as Special Servicer of the 333 South Wabash Mortgage Loan (see Exhibit 35.39)

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

Date: March 15, 2024

/s/ Matt Smith

Matt Smith, Director

Date: March 15, 2024